Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST DESERET 1988-D2
filed 1997-04-07
CIK 829874

		   SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
			 ____________________

x            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		     THE SECURITIES EXCHANGE ACT OF 1934

	       For the fiscal year ended December 31, 1996

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

	       2201 Cooperative Way, Herndon, VA 20171-3025
		 (Address of principal executive offices)
    (Registrant's telephone number, including area code, is 703-709-6700)

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

     b) As of March 28, 1997 there was one holder of certificates representing ownership of the beneficial interest in the Trust.


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

	    None.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a)    The following documents are filed as part of this report:

	    1.      Financial Statements
		    Report of Independent Public Accountants
		    Statement of Assets and Liabilities as of
			December 31, 1996 and 1995
		    Statement of Income and Expenses, for the Years Ended
			December 31, 1996, 1995 and 1994
		    Statement of Cash Flows, for the Years Ended
			December 31, 1996, 1995 and 1994
		    Notes to Financial Statements

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

		    10.1             Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration
				     Statement on Form S-1 [No. 33-14843]).

		    10.2             Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit
				     10.2 to Registration Statement on Form S-1 [No. 33-14843]).

      b)    Form 8-K dated December 17, 1996.
	    Semi-annual Report to Certificateholders dated December 15, 1996.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988 D-2

	    By:  NATIONAL RURAL UTILITIES COOPERATIVE
		 FINANCE CORPORATION as Servicer

		 By: /s/ Sheldon C. Petersen
		     Sheldon C. Petersen, Governor and
			Chief Executive Officer

		   RURAL ELECTRIC COOPERATIVE GRANTOR
			TRUST (DESERET) 1988-D2


	   FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995,
	  AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
		     TOGETHER WITH AUDITORS' REPORT

		Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Deseret) 1988-D2 and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D2 as of December 31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D2 as of December 31, 1996 and 1995, and its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




March 24, 1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________



					1996                     1995

ASSETS

Interest Receivable                  $1,191,767                $1,191,767

Note Receivable                     152,895,000               152,895,000

     Total Assets                  $154,086,767              $154,086,767





LIABILITIES

Interest Payable-
Grantor Trust Certificates         $  1,159,326              $  1,159,326

Servicer Fees Payable                    32,441                    32,441

Rural Electric Cooperative
  Grantor Trust Certificates        152,895,000               152,895,000

     Total Liabilities             $154,086,767              $154,086,767











	      The accompanying notes are an integral part
		      of these financial statements

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2

		   STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



				     1996             1995             1994
INCOME:
  Interest on note receivable     $15,890,224      $15,890,224      $15,890,224


EXPENSES:
  Interest on
  grantor trust certificates       15,457,684       15,457,684       15,457,684
  Servicer fees                       432,540          432,540          432,540

      Total Expenses               15,890,224       15,890,224       15,890,224

      Net Income                  $         -      $         -      $         -





















		       The accompanying notes are an integral part
			       of these financial statements


	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2

			   STATEMENTS OF CASH FLOWS

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

					      1996              1995               1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on note receivable    $15,890,224        $15,890,224       $15,890,224
  Interest paid to Certificateholders     (15,457,684)       (15,457,684)      (15,457,684)
  Fees paid to Servicer                   (   432,540)       (   432,540)      (   432,540)

     Net cash provided by
       operating activities                         -                  -                 -


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal payment on note           -                  -                 -

    Net cash provided from
     investing activities                           -                  -                 -


CASH FLOWS FROM FINANCING ACTIVITES:
  Principal payment to Certificateholders           -                  -                 -

    Net cash used in financing activities           -                  -                 -

NET CHANGE IN CASH                                  -                  -                 -

CASH, beginning of year                             -                  -                 -

CASH, end of year                         $         -        $         -       $         -

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income                    $         -        $         -       $         -
  Change in accrual accounts:
   Decrease in interest receivable                  -                  -                 -
   Decrease in interest payable                     -                  -                 -
   Decrease in servicer fees payable                -                  -                 -

     Total change in accrual accounts               -                  -                 -

Net cash provided by
  operating activities                    $         -        $         -       $         -


			 The accompanying notes are an integral part
				of these financial statements

	   RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2

			 NOTES TO FINANCIAL STATEMENTS

		      AS OF DECEMBER 31, 1996, 1995 AND 1994


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

	The assets of the Trust consist primarily of the Note, bearing interest at 10.393% and maturing 2017, which is guaranteed
	(the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

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

	The fiscal year of the Trust is the calendar year. Within the prescribed period of time for tax reporting purposes, after the end of each calendar year during the term of the Trust Agreement, the Trustee is obligated to prepare and mail to each Certificateholder of record for the Trust, at any time during such year, a report setting forth the information as is reasonably necessary for the preparation of such Certificateholder's Federal income tax return.

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


3.      INTEREST AND SERVICER FEE ACCOUNTING

	The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees represent ten basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees over the life of the loan.


4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

	Use Of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors with are difficult to predict and are beyond the control of the Company. With regards to the fair values below, actual amounts could differ from these estimates.

	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

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

	The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					      1996                             1995
				  Carrying           Fair            Carrying          Fair
				    Value            Value             Value           Value

Assets:
Interest Receivable                1,191,767        1,191,767        1,191,767       1,191,767
Note Receivable                  152,895,000      203,695,422      152,895,000     217,016,169

Liabilities:
Interest Payable -
  Grantor Trust Certificates       1,159,326        1,159,326        1,159,326       1,159,326
Servicer Fees Payable                 32,441           32,441           32,441          32,441
Rural Electric Cooperative
  Grantor Trust Certificates     152,895,000      204,856,226      152,895,000     218,567,765



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

