Form 10-K
period 1997-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST DESERET 1988-D2
filed 1998-03-31
CIK 829874

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       ____________________

                           FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

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

                        Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part
IV or this Form 10-K or any amendment to this Form 10-K.

                        Yes   X      No

The Registrant has no common or voting stock.

	DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

			None.


Item 4.	Submission of Matters to a Vote of Security Holders

			None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder
Matters

        a) There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

        b) As of March 31, 1998 there were no record holders of certificates representing ownership of the beneficial interest in the Trust.


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

			1.
				Exhibit Financial Statements
				Report of Independent Public Accountants
				Statement of Assets and Liabilities as of
                                    December 31, 1997 and 1996
                                Statement of Income and Expenses, for the
                                    Years Ended December 31, 1997, 1996
                                    and 1995
				Statement of Cash Flows, for the Years Ended
                                    December 31, 1997, 1996 and 1995
				Notes to Financial Statements

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

                                10.1    Loan Agreement (incorporated by
                                        reference to Exhibit 10.1 to
                                        Registration Statement on Form S-1
                                        [No. 33-14843]).

                                10.2 Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit
                                        10.2 to Registration Statement on
                                        Form S-1 [No. 33-14843]).

                                27      Financial Data Schedule

		b)	Form 8-K dated December 15, 1997.
                        Semi-annual Report to Certificateholders dated December 15, 1997.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 1998.


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

27              Financial Data Schedule

               RURAL ELECTRIC COOPERATIVE GRANTOR
                     TRUST (DESERET) 1988-D2


      FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996,
     AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 TOGETHER WITH AUDITORS' REPORT

             Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Deseret) 1988-D2, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D2 as of December
31, 1997 and 1996, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D2 as of December 31, 1997 and 1996, and its operations and its cash flows for each of the three years in the period ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.









/S/ ARTHUR ANDERSEN LLP
March  6, 1998
Washington, D. C.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2
                   STATEMENTS OF ASSETS AND LIABILITIES
                      AS OF DECEMBER 31, 1997 AND 1996




                                         1997           1996

ASSETS

Interest receivable                $   1,170,794   $   1,191,767

Note receivable                      152,895,000     152,895,000

        Total Assets               $ 154,065,794   $ 154,086,767





LIABILITIES

Interest payable-Grantor Trust     $   1,159,326   $   1,159,326
     Certificates

Servicer fees payable                     11,468          32,441

Rural Electric Cooperative
     Grantor Trust Certificates      152,895,000     152,895,000

        Total Liabilities          $ 154,065,794   $ 154,086,767















               The accompanying notes are an integral part
                      of these financial statements.

        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2
                    STATEMENTS OF INCOME AND EXPENSES
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




	1997	1996	1995

INCOME:
  Interest on note receivable   $ 15,869,251  $ 15,890,224  $ 15,890,224


EXPENSES:
  Interest on
  grantor trust certificates      15,457,684    15,457,684    15,457,684
  Servicer fees                      411,567       432,540       432,540

        Total expenses            15,869,251    15,890,224    15,890,224

        Net income              $          -  $          -  $          -























               The accompanying notes are an integral
                  part of these financial statements.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2
                        STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




	1997	1996	1995

CASH FLOWS
   FROM OPERATING ACTIVITIES:

  Interest received on note receivable $15,869,251  $15,890,224  $15,890,224
  Interest paid to certificateholders  (15,457,684) (15,457,684) (15,457,684)
  Fees paid to servicer                   (411,567)    (432,540)    (432,540)

   Net cash provided
    by operating activities                      -            -            -


NET CHANGE IN CASH                               -            -            -

CASH, beginning of year                          -            -            -

CASH, end of year                      $         -  $         -  $         -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income                 $         -  $         -  $         -
  Change in accrual accounts:
     Decrease in interest receivable        20,973            -               -
     Increase in interest payable                -            -               -
     Decrease in servicer fees payable     (20,973)           -               -

       Total change in accrual accounts          -            -               -

Net cash provided by
 operating activities                  $         -  $         -  $         -

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

  Cash paid during the year
  for interest expense                 $15,457,684  $15,457,684  $15,457,684



                   The accompanying notes are an integral
                      part of these financial statements.

           RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D2

                            NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 1997, 1996 AND 1995


1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (Deseret) 1988-D2 (the "Trust") was formed under a Trust Agreement dated February 15,
1988 among National Rural Utilities Cooperative Finance
Corporation ("CFC"), Deseret Generation & Transmission Co-
operative, Inc. (the "Cooperative") and The First National Bank of
Chicago (the "Trustee").   On that date, CFC made a loan to the
Cooperative which issued a note (the "Note"), evidencing the borrowing to the Trust. The Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Deseret) 10.11% Certificates, due 2017 (the "Certificates") in the amount of $152,895,000. The
Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-14843) which became effective on May 4, 1988, and resold the Certificates thereunder.

The assets of the Trust consist primarily of the Note, bearing interest at 10.21% and maturing 2017, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

The Trust also receives a conversion fee of .1829% from Deseret.
This fee was derived when the note receivable from Deseret was converted from a variable to a fixed interest rate. The fee was paid until December 4, 1997 as a yield adjustment. The conversion fee was passed through to the servicer.

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

Payments of principal on the Certificates are scheduled to be repaid over a period of fifteen years, beginning in 2003. The Certificates are not subject to redemption prior to December 15, 1997. On
January 30, 1998, RUS purchased the Note in the amount of $152,895,000, with accrued interest of $2,447,467 and a prepayment premium of $7,728,842. On that same day, the Trust
Agreement terminated when the trustee paid the full amount to the certficateholders.


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

	Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1997 and 1996, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1997 and 1996 .

The carrying amounts reported for Interest receivable, Interest payable - Grantor Trust Certificates, and Servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1997 and 1996 are as follows:


                                       1997                       1996
                              Carrying       Fair       Carrying       Fair
                               Value         Value        Value        Value

Assets:
Interest receivable        $  1,170,794 $  1,170,794 $  1,191,767 $  1,191,767
Note receivable             152,895,000  213,320,475  152,895,000  203,695,422

Liabilities:
Interest payable -
Grantor Trust Certificates    1,159,326    1,159,326    1,159,326    1,159,326
Servicer fees payable            11,468       11,468       32,441       32,441
Rural Electric Cooperative
 Grantor Trust
 Certificates               152,895,000  213,799,628  152,895,000  204,856,226